Form 10-Q
period 2016-02-29
Axeture Corp
filed 2016-05-11
CIK 1664040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-209039

AXETURE, CORP.

(Exact name of registrant as specified in its charter)

Nevada	47-5647710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

76508 Sweet Pea Way, Palm Desert, CA 92211
(Address of principal executive offices)

(360) 224 - 5416

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                    [X]Yes [  ] No

    As of May 9, 2016, there were 15,000,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

AXETURE, CORP.

(A Nevada Corporation)

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Axeture, Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and Except as otherwise indicated by the context, references in this report to “Company”, “AXTU,” “we,” “us,” and “our” are references to Axeture, Corp. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Part I – Financial Information

Item 1. Consolidated Financial Statements

Axeture, Corp.

As of the quarter ended February 29, 2016

(Unaudited)

Financial Statement Index

Consolidated Balance Sheets (unaudited)

5

Consolidated Statements of Operations (unaudited)

6

Consolidated Statements of Cash Flows (unaudited)

7

Notes to the Consolidated Financial Statements (unaudited)

9

AXETURE CORP CONDENSED BALANCE SHEETS
	February 29, 2016	November 30, 2015
ASSETS	(unaudited)
Current Assets:
Cash	$1,102	$-
Total current assets	1,102	-
Total Assets	$1,102	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Due to an officer	$5,047	$4,947
Total Liabilities	5,047	4,947

Stockholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 15,000,000 and 0 shares issued and outstanding, respectively	15,000	-
Additional paid in capital	-	-
Accumulated deficit	(18,945)	(4,947)
Total Stockholders’ Equity (Deficit)	(3,945)	(4,947)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,102	$-

The accompanying footnotes are an integral part of these financial statements

AXETURE CORP CONDENSED STATEMENT OF OPERATIONS (unaudited)
Three Months Ended February 29, 2016
Revenue	$-

Operating Expenses:
General and administrative	13,998

Total operating expenses	13,998

Loss from operations	(13,998)

Provision for Income Taxes	-

Net Loss	$(13,998)

Net Loss per share - basic	$(0.00)
Weighted average shares outstanding, basic & diluted	3,616,438

The accompanying footnotes are an integral part of these financial statements

AXETURE CORP CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY February 29, 2016
	Common Stock		Additional Paid in	Accumulated Deficit	Total
	Shares	Amount	Capital
Balance, November 13, 2015 (inception)	-	$-	$-	$-	$-
Net loss for the year ended November 30, 2015	-	-	-	(4,947)	(4,947)
Common stock issued for cash (unaudited)	15,000,000	15,000	-	-	15,000
Net loss for the period ended February 29, 2016 (unaudited)	-	-	-	(13,998)	(13,998)
Balance, February 29, 2016 (unaudited)	15,000,000	$15,000	$-	$(18,945)	$(3,945)

The accompanying footnotes are an integral part of these financial statements

AXETURE CORP CONDENSED STATEMENT OF CASH FLOWS (unaudited)
For the three months ended February 29, 2016
Cash flows used in operating activities:
Net loss	$(13,998)

Cash flows used in operating activities:	(13,998)

Cash flows from investing activities:	-

Cash flows from financing activities:
Advance from related party	100
Proceeds from sale of common stock	15,000
Net cash provided by financing activities	15,100

Increase in cash	1,102
Cash, beginning of period	-
Cash, end of period	$1,102

Supplemental Disclosures:
Interest paid	$-
Income taxes paid	$-

The accompanying footnotes are an integral part of these financial statements

AXETURE, CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Axeture Corp (“the Company”) was incorporated under the laws of the State of Nevada on November 13, 2015.  Our business is focused on the development of a marketing application (“app”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Unaudited Interim Financial Information

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the period shown and are not necessarily indicative of the results to be expected for the full year ending November 30, 2016. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended November 30, 2015.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of February 29, 2016.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company.  ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The three levels of valuation hierarchy are defined as follows:

•

Level 1.  Observable inputs such as quoted prices in active markets;

•

Level 2.  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

•

Level 3.  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statement of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 29, 2016.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and applicable. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had no revenue as of February 29, 2016 and has an accumulated deficit of $18,945. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets.  In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of November 30, 2015, the CEO advanced the Company a total of $4,947 to pay general operating costs. The advances are unsecured, non-interest bearing and due on demand. During the three months ended February 29, 2016, the CEO advanced an additional $100 for a total due as of February 29, 2016 of $5,047.

On December 3, 2015, the company sold 15,000,000 shares of its common stock to its founder and CEO for total proceeds of $15,000.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued on April 14, 2016 and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

             (unaudited)

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	February 29, 2016 $	November 30, 2015 $
Current Assets	1,102	-
Current Liabilities	5,047	4,947
Working Capital (Deficit)	(3,945)	(4,947)

Cash Flows

February 29, 2016 $
Cash Flows used in Operating Activities	(13,998)
Cash Flows provided by Financing Activities	15,100
Cash Flows used in Investing Activities	-
Net Increase (decrease) in Cash During Period	1,102

Results for the Quarter Ended February 29, 2016.

Revenues.

The Company’s revenues for the quarter ended February 29, 2016, were $nil.

Cost of Revenues

The Company’s cost of revenues for the quarter ended February 29, 2016, were $nil.

Gross Profit/Loss.

The Company’s gross profit for the quarter ended February 29, 2016, were $nil.

General and Administrative Expenses.

General and administrative expenses for the quarter ended February 29, 2016 were $13,998. General and administrative expenses consisted of maintaining the company and consulting expenses related to the drafting of the offering statement.

Net Loss.

Net income for the quarter ended February 29, 2016 was ($13,998).

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment.

As of February 29, 2016, total current assets were $1,102.

As of February 29, 2016, total current liabilities were $5,047, which consisted of expenses in connection with the incorporation and consulting expenses related to this offering statement. We had a working capital deficit of $$3,945, as of February 29, 2016.

During the quarter ended February 29, 2016, operating activities used cash of $(13,998).

Intangible Assets

The Company’s intangible assets were $nil as of February 29, 2016.

Material Commitments

The Company’s material commitments were $nil as of February 29, 2016.

Going Concern.

We have not generated revenues and are dependent upon obtaining financing to pursue any mobile application business developments. For these reasons, the auditors stated in their report on the Company’s audited financial statements that they have substantial doubt that the Company will be able to continue as a going concern without further financing.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs for the next fiscal year and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. For the quarter ended February 29, 2016, the Company had a net loss of ($13,998), and if the Company is unable to obtain adequate capital, it could be forced to cease operations.

Over the next 12 months, the Company plans to start developing and selling its mobile applications and related products. Upon the completion of our Offering, the Company plans to develop its mobile application and then begin marketing the mobile application and begin receiving revenues; the Company estimates that if it raises 50% of our Offering that it will begin to generate revenues during the second quarter following the closing of the Offering.  In order to continue as a going concern during the next fiscal year, the Company if it does not raise enough funds from our Offering will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Future Financings.

We will continue to rely on equity sales of the Company’s common shares in order to continue to fund business operations. Issuances of additional shares will result in dilution to existing shareholders. There is no assurance that the Company will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned research and development of our web and mobile based products.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party loans. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we will need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.

To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our application and website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Critical Accounting Policies.

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management regularly evaluates the accounting policies and estimates that are used to prepare the financial statements. A complete summary of these policies is included in Note 2 of the Company’s audited financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Form S-1 Registration Statement on Form S-1, that contains our audited financials for the fiscal year ended November 30, 2015. The information set forth in these Reports could materially affect the Company’s business, financial position and results of operations. There are no material changes from the risk factors set forth in the “Risk Factors,” included in our Form S-1 Registration Statement on Form S-1 for the fiscal year ended November 30, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

1.

Quarterly Issuances:

On December 3, 2015, the company sold 15,000,000 shares of its common stock to its founder and CEO for total proceeds of $15,000.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

Exhibit. No.	Description of Exhibit	Filing

3.1	Articles of Incorporation	Filed with the SEC on January 19, 2016, as part of the Company’s Form S-1 Registration statement.

3.2	By-laws	Filed with the SEC on January 19, 2016, as part of the Company’s Form S-1 Registration statement.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.

101.INS*	XBRL Instance Document	Furnished herewith.

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature

Title

Date

/s/ William Webber

Chief Executive Officer

May 11, 2016

William Webber

/s/ William Webber

Chief Financial Officer

May 11, 2016

William Webber